Form 10QSB
period 2000-01-31
CHAUVIN ENTERPRISES INC
filed 2000-04-11
CIK 1097394

CHAUVIN ENTERPRISES LTD.


                             FILING TYPE:     10QSB
                             DESCRIPTION:     QUARTERLY REPORT
                             FILING DATE:     APRIL 10, 2000
                              PERIOD END:     JANUARY 31, 2000


                        PRIMARY EXCHANGE:     N/A
                                  TICKER:     N/A

CHAUVIN ENTERPRISES LTD. 10QSB  Quarterly Report          Date Filed: 04/10/2000
--------------------------------------------------------------------------------

                                    TABLE OF CONTENTS


             To jump to a section, double-click on the section name.

                                           10QSB

Part I1                                                                        1
Item 1                                                                         2
Cash Flow Statement                                                            4
ITEM 2                                                                         6
PART II                                                                        8
ITEM 2                                                                         9
ITEM 3                                                                         9
ITEM 4                                                                         9
ITEM 5                                                                         9
ITEM 6                                                                         9

CHAUVIN ENTERPRISES LTD. 10QSB  Quarterly Report          Date Filed: 04/10/2000
--------------------------------------------------------------------------------

      10QSB
          1


                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      FORM 10-QSB
(Mark One)

[X]                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              January 31, 2000
   OR

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


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHAUVIN ENTERPRISES LTD. 10QSB  Quarterly Report          Date Filed: 04/10/2000
--------------------------------------------------------------------------------

                            CHAUVIN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (U.S. DOLLARS)

                                         6 MONTHS ENDED           FISCAL YEAR
                                            JANUARY 31,          ENDED JULY 31,
                                               2000                   1999
                                           (UNAUDITED)


ASSETS
CURRENT ASSETS
     Cash and bank                         $        300         $        300
     -------------                         ------------         ------------

INCORPORATION COSTS                                 419                  419
                                           ------------         ------------
TOTAL ASSETS                               $        719         $        719
                                           ============         =============



LIABILITIES
CURRENT LIABILITIES
     Accounts payable                      $        323         $        323
     Accrued interest                                 6                   57
     Convertible Debenture                         -                     500
     Shareholder loan                                50                   50
                                           ------------         ------------

TOTAL LIABILITIES                                   379                  930
                                           ------------         ------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 100,000,000 common shares with a
   par value of $.0001 each
ISSUED AND OUTSTANDING
 1,627,000 common shares with a par
   value of $0.0001 at January 31,
                    --------------
   2000 and 515,000 at July 31, 1999              1,106                  550
   ---------------------------------       ------------         ------------

                                                  1,106                  550

ACCUMULATED DEFICIT                                (766)                (761)
                                           ------------         ------------

                                                   (719)                (211)
                                           ------------         ------------

                                           $        719         $        719
                                           ============         ============

CONTINUING OPERATIONS (NOTE 1)

CHAUVIN ENTERPRISES LTD. 10QSB  Quarterly Report          Date Filed: 04/10/2000
--------------------------------------------------------------------------------

                            CHAUVIN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)

                           3 months      6 months       3 months      6 months
                            ended         ended          ended         ended
                          October 31,   January 31,    October 31,   January 31,
                            1999          2000            1998         1999


EXPENSES
   Legal                 $     -       $     -         $      -     $      -
   Interest and
     bank charges                  5         -                  6             10
     Filing fees               -             -                -            -
     -----------          -----------   ------------    -----------  -----------

NET EARNINGS (LOSS)
  FOR THE PERIOD         $        (5)  $     -          $       (6)        -
===================       ===========   ============     ==========  ===========

BASIC AND DILUTED
  LOSS PER SHARE         $  (0.00001)  $     -          $  (0.02400)$  (0.04000)
------------------        -----------   ------------     ----------  -----------


WEIGHTED AVERAGE
  SHARES OUTSTANDING         708,392       1,167,696            250          250
--------------------      -----------   ------------     ----------  -----------

CHAUVIN ENTERPRISES LTD. 10QSB  Quarterly Report          Date Filed: 04/10/2000
--------------------------------------------------------------------------------

                            CHAUVIN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)

                           3 months      6 months       3 months      6 months
                            ended         ended          ended         ended
                          October 31,   January 31,    October 31,   January 31,
                            1999          2000            1998         1999

CASH PROVIDED BY
  (USED IN)

OPERATIONS
  Net Loss for period   $       (5)    $      -        $        (6)  $       (5)
  -------------------    ----------     ------------    -----------   ---------
                                (5)           -                 (6)          (5)
  Net change in non-
    cash working
    capital balances

  Accounts payable              -             -                -            -
  Accrued interest             (51)           -                  6            5
  Convertible Debenture       (500)           -                -            -
  ---------------------  ----------     ------------    -----------   ----------

  Net cash used in
   operating activities       (556)           -                -            -

FINANCING
  Issuance of capital
    stock                      556            -                -            -
  ---------------------  ----------    -------------    ------------   ---------

  Net cash generated by
   financing activities        -              -                -            -
  ---------------------  ----------    -------------    ------------   ---------

CHANGE IN CASH FOR
  PERIOD                       -              -                -            -

CASH, BEGINNING OF
  PERIOD                       300            300              -            -
  ---------------------  ----------    -------------    ------------   ---------

CASH, END OF PERIOD     $      300     $      300       $      -            -
===================      ==========     ============     ===========   =========

CHAUVIN ENTERPRISES LTD. 10QSB  Quarterly Report          Date Filed: 04/10/2000
--------------------------------------------------------------------------------

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

     B.  EARNINGS (LOSS) PER COMMON SHARE

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share, which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share, which includes the potential dilution that could occur if dilutive securities were exercised or converted into common stock.
         The computation of diluted EPS does not assume the conversion or exercise of securities if their effect is anti-dilutive. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

CHAUVIN ENTERPRISES LTD. 10QSB  Quarterly Report          Date Filed: 04/10/2000
--------------------------------------------------------------------------------

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

CHAUVIN ENTERPRISES LTD. 10QSB  Quarterly Report          Date Filed: 04/10/2000
--------------------------------------------------------------------------------

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

CHAUVIN ENTERPRISES LTD. 10QSB  Quarterly Report          Date Filed: 04/10/2000
--------------------------------------------------------------------------------

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

CHAUVIN ENTERPRISES LTD. 10QSB  Quarterly Report          Date Filed: 04/10/2000
--------------------------------------------------------------------------------

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